Form 10-K/A
period 1996-12-31
SOUTHERN PACIFIC SECURED ASSETS CORP SERIES 1996-4
filed 1997-07-09
CIK 1034225

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  333-15473-01

                  Southern Pacific Secured Assets Corporation,
    Mortgage Loan Asset-Backed Pass-Through Certificates, Series 1996-4 Trust
             (Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
State or other jurisdiction of incorporation or organization)

52-2011594
(I.R.S. Employer Identification No.)

c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD                                     21044
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

Yes    X                No



This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1997, by Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Southern Pacific Secured Assests Corporation, Mortgage Loan Asset-Backed Pass-Through Certificates, Series 1996-4 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling & Servicing Agreement") among Southern Pacific Secured Assets Corp., as The Company, (the "Company"), Advanta Mortgage Corp. USA, as Master Servicer, (the "Master Servicer"), and Norwest Bank Minnesota, N.A., as Trustee, (the "Trustee"), pursuant to which the Southern Pacific
Secured Assests Corporation, Mortgage Loan Asset-Backed Pass-Through Certificates, Series 1996-4 Trust, certificates registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

                   (a)  Advanta Mortgage Corp. USA, as Servicer<F1>

          99.2 Management Assertion Letter:

                   (a)  Advanta Mortgage Corp. USA, as Servicer<F1>

          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

                   (a)  Advanta Mortgage Corp. USA, as Servicer<F1>

          99.4 Aggregate Statement of Financial Information.

               Monthly distributions to certificateholders commenced in January 1997. As of December 31, 1996, no information not already disclosed in the Prospectus Supplement was available to be included in this report on Form 10-K.

     (b) No reports on Form 8-K were filed during last quarter of the period covered by this report.

     (c)  Omitted.

     (d)  Omitted.


<F1> Filed herewith.



                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                  Southern Pacific Secured Assests Corporation,
    Mortgage Loan Asset-Backed Pass-Through Certificates, Series 1996-4 Trust


                       By: Norwest Bank Minnesota, N.A.,
                           as Trustee

                       By: /s/ Sherri J. Sharps
                       By: Sherri J. Sharps
                    Title: Vice President
                    Dated: June 24, 1997



                                  EXHIBIT INDEX

          Exhibit No.

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

                   (a)  Advanta Mortgage Corp. USA, as Servicer<F1>

          99.2 Management Assertion Letter:

                   (a)  Advanta Mortgage Corp. USA, as Servicer<F1>

          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

                   (a)  Advanta Mortgage Corp. USA, as Servicer<F1>


<F1> Filed herewith.